Form 10-K
period 2021-12-31
Capital One Prime Auto Receivables Trust 2021-1; Capital One Auto Receivables LLC
filed 2022-03-25
CIK 1885053, 1133438

________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number of Issuing Entity: 333-226529-04
Central Index Key Number of Issuing Entity: 0001885053
____________________________________

CAPITAL ONE PRIME AUTO RECEIVABLES TRUST 2021-1
(Exact Name of Issuing Entity as Specified in Its Charter)
(Issuer of the Notes)
____________________________________
Commission File Number of Depositor: 333-226529
Central Index Key Number of Depositor: 0001133438
____________________________________
CAPITAL ONE AUTO RECEIVABLES, LLC
(Exact Name of Depositor as Specified in Its Charter)
____________________________________
Central Index Key Number of Sponsor: 0000047288
____________________________________
CAPITAL ONE, NATIONAL ASSOCIATION
(Exact Name of Sponsor as Specified in Its Charter)
____________________________________

Delaware
(State or Other Jurisdiction of Incorporation or Organization of the Issuing Entity)

c/o Capital One Auto Receivables, LLC 1600 Capital One Drive Room 27907-B McLean, VA 22102
(Address of Principal Executive Offices of Issuing Entity)

(703) 720-3148
(Registrant’s telephone number, including area code)

84-6902165
(I.R.S. Employer Identification No. of the Issuing Entity)
____________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

____________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No ☐ [Rule 405 of Regulation S-T is not applicable.]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company. or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ [Not Applicable]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

Documents Incorporated by Reference. See Item 15(b).

PART I
The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 1.	Business.
Item 1A.	Risk Factors.
Item 2.	Properties.
Item 3.	Legal Proceedings.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Substitute information provided in accordance with General Instruction J to Form 10–K:
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).
The pool assets held by Capital One Prime Auto Receivables Trust 2021-1 do not include any significant obligors.
Item 1114(b)(2) of Regulation AB: Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).
Based on the standards set forth in Item 1114(b)(2) of Regulation AB, no information is required in response to this Item.
Item 1115(b) of Regulation AB: Certain Derivatives Instruments (Financial Information).
Based on the standards set forth in Item 1115(b) of Regulation AB, no information is required in response to this Item.
Item 1117 of Regulation AB: Legal Proceedings.
Owner Trustee Litigation
BNY Mellon Trust of Delaware is an affiliate of The Bank of New York Mellon, which provides support services on its behalf in connection with the Capital One Prime Auto Receivables Trust 2021-1 transaction. In the ordinary course of business, The Bank of New York Mellon is named as a defendant in legal actions. In connection with its role as trustee of certain residential mortgage-backed securitization (“RMBS”) transactions, The Bank of New York Mellon has been named as a defendant in a number of legal actions brought by RMBS investors. These lawsuits allege that the trustee had expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the RMBS transactions. While it is inherently difficult to predict the eventual outcomes of pending actions, The Bank of New York Mellon denies liability and intends to defend the litigations vigorously.
The Bank of New York Mellon has provided us with the information under the caption “Owner Trustee Litigation” immediately above in response to the requirements of Regulation AB. Neither the Sponsor nor its affiliates is a party to any such litigation. Other than the information regarding trustee litigation immediately above, The Bank of New York Mellon has not participated in the preparation of, and is not responsible for, any other information contained in this Form 10-K.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6.	[Reserved.]
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
Item 8.	Financial Statements and Supplementary Data.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A.	Controls and Procedures.

Item 9B:	Other Information.
None.

Item 9C:	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 10.	Directors, Executive Officers and Corporate Governance.
Item 11.	Executive Compensation.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Item 14.	Principal Accountant Fees and Services.
Substitute information provided in accordance with General Instruction J to Form 10–K:
Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions.
Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.
Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.
Capital One, National Association and Wilmington Trust National Association, as Indenture Trustee, (each, a “Servicing Participant”) have been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by Capital One Prime Auto Receivables Trust 2021-1, the issuing entity. Each of the Servicing Participants has completed a report on assessment of compliance with the servicing criteria applicable to it (each, a “Report on Assessment”), which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by one or more registered independent public accounting firms, which reports are also attached as exhibits to this Form 10-K.
Item 1123 of Regulation AB: Servicer Compliance Statement.
Capital One, National Association has been identified by the registrant as a servicer meeting the criteria of Item 1108(a)(2)(i), (ii) or (iii) of Regulation AB with respect to the pool assets held by Capital One Prime Auto Receivables Trust 2021-1. The Sponsor, in its capacity as the servicer, has provided a statement of compliance (a “Compliance Statement”), which has been signed by an authorized officer of the servicer. The Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Not Applicable.
(a)(2) Not Applicable.
(a)(3) The exhibits required by Item 601 of regulation S-K are listed in the Exhibit Index.
(b) Exhibits.

Exhibit Index

Exhibit No.	Description
1.1
Underwriting Agreement, dated as of October 19, 2021 among J.P. Morgan Securities LLC, Barclays Capital Inc. and, BofA Securities, Inc., each as underwriter and as representative of the several underwriters identified therein, Capital One Auto Receivables, LLC, as the Depositor, and Capital One, National Association, as the Servicer (incorporated by reference to Exhibit 1.1 of Form 8-K filed by the Issuer (Commission File No. 333-226529-04) with the Securities and Exchange Commission on October 21, 2021).

3.1
Second Amended and Restated Limited Liability Company Agreement of Capital One Auto Receivables, LLC, as Depositor, dated as of August 2, 2018 (incorporated by reference to Exhibit 3.1 of Form SF-3 filed by the Depositor (Commission File No. 333-226529) with the Securities and Exchange Commission on August 2, 2018).

4.1
Indenture, dated as of October 27, 2021, between Capital One Prime Auto Receivables Trust 2021-1, as Issuer, and Wilmington Trust, National Association, as the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K filed by the Issuer (Commission Number 333-226529-04) with the Securities and Exchange Commission on October 27, 2021).

10.1
Purchase Agreement, dated as of October 27, 2021, between Capital One, National Association, and Capital One Auto Receivables, LLC, as Purchaser (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Issuer (Commission Number 333-226529-04) with the Securities and Exchange Commission on October 27, 2021).

10.2
Asset Representations Review Agreement, dated as of October 27, 2021, among Capital One Prime Auto Receivables Trust 2021-1, as Issuer, Capital One, National Association, as Sponsor and Servicer, and Clayton Fixed Income Services LLC, as Asset Representations Reviewer (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Issuer (Commission Number 333-226529-04) with the Securities and Exchange Commission on October 27, 2021).

10.3
Sale Agreement, dated as of October 27, 2021, between Capital One Auto Receivables, LLC, as Depositor, and Capital One Prime Auto Receivables Trust 2021-1, as Purchaser (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Issuer (Commission Number 333-226529-04) with the Securities and Exchange Commission on October 27, 2021).

10.4
Servicing Agreement, dated as of October 27, 2021, by and between Capital One Prime Auto Receivables Trust 2021-1, as Issuer, Capital One, National Association, as Servicer, and Wilmington Trust, National Association, as Indenture Trustee (incorporated by reference to Exhibit 10.4 of Form 8-K filed by the Issuer (Commission Number 333-226529-04) with the Securities and Exchange Commission on October 27, 2021).

10.5
Amended and Restated Trust Agreement, dated as of October 27, 2021, between Capital One Auto Receivables, LLC, as the Depositor, BNY Mellon Trust of Delaware, as the Owner Trustee and acknowledged and agreed to by Wilmington Trust, National Association, as Certificate Registrar and Certificate Paying Agent (incorporated by reference to Exhibit 10.5 of Form 8-K filed by the Issuer (Commission Number 333-226529-04) with the Securities and Exchange Commission on October 27, 2021).

10.6
Administration Agreement, dated as of October 27, 2021, between Capital One Prime Auto Receivables Trust 2021-1, as Issuer, Capital One, National Association, as Administrator, and Wilmington Trust, National Association, as Indenture Trustee (incorporated by reference to Exhibit 10.6 of Form 8-K filed by the Issuer (Commission Number 333-226529-04) with the Securities and Exchange Commission on October 27, 2021).

31.1	Certification of Capital One Auto Receivables, LLC, as Depositor, pursuant to Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934.
33.1	Report on Assessment of Compliance with Servicing Criteria for Capital One, National Association, as Servicer.
33.2	Report on Assessment of Compliance with Servicing Criteria for Wilmington Trust, National Association, as Indenture Trustee.
34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Requirement relating to Capital One, National Association.
34.2	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Requirement relating to Wilmington Trust, National Association, as Indenture Trustee.
35.1	Servicer Compliance Statement of Capital One, National Association.
(c) Not Applicable.
Item 16.     Form 10-K Summary.
Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capital One Auto Receivables, LLC, as Depositor

By:	/s/ THOMAS A. FEIL

Name:	*Thomas A. Feil
Title:	President

Date:	March 25, 2022
* Thomas A. Feil is the senior officer in charge of securitization of Capital One Auto Receivables, LLC