Form 10-K
period 2022-12-31
Capital One Prime Auto Receivables Trust 2021-1; Capital One Auto Receivables LLC
filed 2023-03-24
CIK 1885053, 1133438

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
For the fiscal year ended December 31, 2022
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
Item 1117 of Regulation AB: Legal Proceedings.
Owner Trustee Litigation
BNY Mellon Trust of Delaware is an affiliate of The Bank of New York Mellon, which provides support services on its behalf in connection with the Capital One Prime Auto Receivables Trust 2021-1 transaction. In the ordinary course of business, The Bank of New York Mellon is named as a defendant in or made a party to pending and potential legal actions. In connection with its role as trustee of certain residential mortgage-backed securitization (“RMBS”) transactions, The Bank of New York Mellon has been named as a defendant in a number of legal actions brought by RMBS investors. These lawsuits allege that the trustee had expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the RMBS transactions. While it is inherently difficult to predict the eventual outcomes of pending actions, The Bank of New York Mellon denies liability and intends to defend the litigations vigorously.
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

Capital One Auto Receivables, LLC, as Depositor

By:	/s/ THOMAS A. FEIL

Name:	*Thomas A. Feil
Title:	President

Date:	March 24, 2023
* Thomas A. Feil is the senior officer in charge of securitization of Capital One Auto Receivables, LLC