Form 10-K
period 2023-12-31
Capital One Prime Auto Receivables Trust 2021-1; Capital One Auto Receivables LLC
filed 2024-03-26
CIK 1885053, 1133438

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
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ [Not Applicable]
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

Documents Incorporated by Reference. See Item 15(b).

PART I
The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 1.	Business.
Item 1A.	Risk Factors.
Item 1C.	Cybersecurity.
Item 2.	Properties.
Item 3.	Legal Proceedings.
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
1.1
Underwriting Agreement, dated as of October 19, 2021, among J.P. Morgan Securities LLC, Barclays Capital Inc. and, BofA Securities, Inc., each as underwriter and as representative of the several underwriters identified therein, Capital One Auto Receivables, LLC, as the Depositor, and Capital One, National Association, as the Servicer (incorporated by reference to Exhibit 1.1 of Form 8-K filed by the Issuer (Commission File No. 333-226529-04) with the Securities and Exchange Commission on October 21, 2021).

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

Capital One Auto Receivables, LLC, as Depositor

By:	/s/ THOMAS A. FEIL

Name:	*Thomas A. Feil
Title:	President

Date:	March 26, 2024
* Thomas A. Feil is the senior officer in charge of securitization of Capital One Auto Receivables, LLC