Form 10-K
period 2024-12-31
Capital One Prime Auto Receivables Trust 2021-1; Capital One Auto Receivables LLC
filed 2025-03-24
CIK 1885053, 1133438

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
For the fiscal year ended December 31, 2024
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

Capital One Auto Receivables, LLC, as Depositor

By:	/s/ Franco E. Harris

Name:	*Franco E. Harris
Title:	President

Date:	March 24, 2025
* Franco E. Harris is the senior officer in charge of securitization of Capital One Auto Receivables, LLC